Form 10QSB
period 2006-09-30
SAMDREW VIII INC
filed 2006-11-08
CIK 1350582

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51986

SAMDREW VIII, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3766309
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

970 Browers Point Branch
Hewlett Neck, NY	11598
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 869-7000
Facsimile number: (212) 997-4242

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 300,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SAMDREW VIII, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of September 30, 2006 (unaudited)	F-1

Statements of Operations for the three months ended September 30, 2006	F-2
(unaudited), the nine months ended September 30, 2006 (unaudited)
and the Cumulative Period from Inception (December 12, 2005)
through September 30, 2006 (unaudited)

Statements of Stockholders’ Deficiency for the Period from Inception	F-3
(December 12, 2005) through September 30, 2006 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2006	F-4
(unaudited), and the Cumulative Period from Inception
(December 12, 2005) through September 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW VIII, INC.
A Development Stage Company
BALANCE SHEET

September 30,
2006
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,690

TOTAL ASSETS	$6,690

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$5,097
5,097

LONG TERM LIABILITIES:
Loan from stockholder	19,900

TOTAL LIABILITIES	24,997

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 300,000 shares issued and outstanding	30
Additional paid-in capital	17,120
Deficit accumulated during the development stage	(35,157)
Stock subscription receivable	(300)

TOTAL STOCKHOLDERS’ DEFICIENCY	(18,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,690

See notes to unaudited financial statements.

SAMDREW VIII, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended	For the Cumulative Period from Inception (December 12, 2005) to
	September 30,	September 30,	September 30,
	2006	2006	2006
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

General and administrative expenses	9,696	33,060	34,560

LOSS BEFORE OTHER EXPENSES	(9,696)	(33,060)	(34,560)

OTHER EXPENSES:
Interest expense	199	597	597

NET LOSS	$(9,895)	$(33,657)	$(35,157)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	300,000	294,505

See notes to unaudited financial statements.

SAMDREW VIII, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock			Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT DECEMBER 12, 2005, INCEPTION	-		$-	-	$-	$-	$-	$-	$-
Fair market value of services provided	-		-	-	-	1,500	-	-	1,500
Net loss	-		-	-	-	-	-	(1,500)	(1,500)
BALANCE AT DECEMBER 31, 2005	-		-	-	-	1,500	-	(1,500)	-
Issuance of common stock at $.0001	-		-	300,000	30	370	(300)	-	100
Fair market value of services provided	-		-	-	-	8,500	-	-	8,500
Net loss	-		-	-	-	-	-	(12,059)	(12,059)
BALANCE AT MARCH 31, 2006 (unaudited)	-		-	300,000	30	10,370	(300)	(13,559)	(3,459)
Fair market value of services provided	-		-	-	-	3,375	-	-	3,375
Net loss	-		-	-	-	-	-	(11,703)	(11,703)
BALANCE AT JUNE 30, 2006 (unaudited)	-		-	300,000	30	13,745	(300)	(25,262)	(11,787)
Fair market value of services provided	-		-	-	-	3,375	-	-	3,375
Net loss	-		-	-	-	-	-	(9,895)	(9,895)
BALANCE AT SEPTEMBER 30, 2006 (unaudited)		$		$300,000	$30	$17,120	$(300)	$(35,157)	$(18,307)

See notes to unaudited financial statements.

SAMDREW VIII, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Cumulative Period from Inception (December 12, 2005) to
	September 30,	September 30,
	2006	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,657)	$(35,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Fair market value of services provided	15,250	16,750
Changes in operating assets and liabilities:
Accrued expenses	5,097	5,097
Net cash used in operating activities	(13,310)	(13,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	100	100
Proceeds from stockholder loan	19,900	19,900
Net cash provided by financing activities	20,000	20,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,690	6,690

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,690	$6,690

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Stock subscription receivable	$300	$300
Fair market value of services provided in exchange for additional paid in capital	$15,250	$16,750

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

The Company has approximately $5,300 in gross deferred tax assets at September 30, 2006 resulting from deferred start up costs and cumulative net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 and $3,000 for the three months and nine months ended September 30, 2006, respectively.

An officer and director of the Company is affiliated with Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of September 30, 2006 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period December 12, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 12, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

SAMDREW VIII, INC.

Date: November 6, 2006	By:	/s/ David N. Feldman
David N. Feldman
President

3